Form 10QSB
period 2000-10-31
GRAND ENTERTAINMENT & MUSIC /GEM/ INC
filed 2000-12-20
CIK 1119764

SECURITIES AND EXCHANGE COMMISSION
                    Washington, D.C.  20549

                          FORM 10-QSB

   [XX]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
         THE SECURITIES EXCHANGE ACT OF 1934


              For the Quarter Ended October 31, 2000
                                    ----------------

                             or

   [  ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
        THE SECURITIES EXCHANGE ACT OF 1934

                         000-31117
                  ------------------------
                  (Commission File Number)


           GRAND ENTERTAINMENT & MUSIC (G.E.M), INC.
    ------------------------------------------------------
    (Exact name of Registrant as specified in its charter)

      Florida                                        65-0941045
-------------------------------                   ---------------
(State or other jurisdiction of                   (IRS Employer
 incorporation or organization)                    Identification
                                                   Number)


           4862 Mayfair Avenue, Montreal, Quebec H4V 2E7
           ---------------------------------------------
            (Address of Principal Executive Offices)


                         (514) 328-9348
                -------------------------------
                (Registrant's Telephone Number)


Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                   YES [X]      NO     [ ]

APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY PROCEEDINGS DURING THE PRECEDING FIVE YEARS:

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.

                   YES   [ ]      NO     [ ]

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the Issuer's classes of common stock, as of the latest practicable date.

17,683,000 SHARES OF COMMON STOCK, OF $.001 PAR VALUE WERE ISSUED AT DECEMBER 19, 2000.

              GRAND ENTERTAINMENT & MUSIC (G.E.M), INC.


                                 INDEX
                                 -----

          PART I.   FINANCIAL INFORMATION

Item 1.   Financial Statements

          Interim Consolidated Balance Sheet - October 31,
          2000(Unaudited).

          Interim Consolidated Statement of Operations - October 31, 2000 (Unaudited).

          Interim Consolidated Statement of Shareholders' Equity - October 31, 2000 (Unaudited)

          Interim Consolidated Statement of Cash Flows - October 31, 2000 (Unaudited).

          Notes to Consolidated Financial Statements.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.


PART II.  OTHER INFORMATION

Item 4.   Submission of Matters to a Vote of Securityholders

Item 5.   Other Information

Item 6.   Exhibits and Reports on Form 8-K


SIGNATURES

           GRAND ENTERTAINMENT & MUSIC (G.E.M), INC.




PART I - FINANCIAL INFORMATION
         ---------------------

Item 1.  Financial Statements

                   GRAND ENTERTAINMENT & MUSIC G.E.M. INC.

                  INTERIM CONSOLIDATED FINANCIAL STATEMENTS

                               OCTOBER 31, 2000

                   GRAND ENTERTAINMENT & MUSIC G.E.M. INC.




                              Table of Contents




                                                           Exhibit

Review Engagement Report

Interim Consolidated Balance Sheet.........................  A

Interim Consolidated Statement of Retained Earnings........  B

Interim Consolidated Statement of Earnings.................  C

Interim Consolidated Statement of Cash Flows...............  D

Notes to Interim Consolidated Financial Statements

                REVIEW ENGAGEMENT REPORT



                To the Shareholders of
                Grand Entertainment & Music G.E.M. Inc.



                We have reviewed the consolidated balance sheet of Grand Entertainment & Music
                G.E.M. Inc. as at October 31, 2000 and
                the consolidated statements of retained
                earnings, earnings and cash flows for the period then ended. Our review was made in accordance with generally accepted standards in the United Stated of America for review engagements and accordingly consisted primarily of enquiry, analytical procedures and discussion related to information supplied to us by the Company.

                A review does not constitute an audit and consequently we do not express an audit opinion on these consolidated financial statements.

                Based on our review, nothing has come to our attention that causes us to believe that these consolidated financial statements are not, in all material respects, in accordance with generally accepted accounting principles in the
                United States of America.




                Chartered Accountants


                Montreal, Quebec
                December 15, 2000

                                                                Exhibit A

                     GRAND ENTERTAINMENT & MUSIC G.E.M. INC.

                       INTERIM CONSOLIDATED BALANCE SHEET
                            As at October 31, 2000
                                 (UNAUDITED)


                                  ASSETS
                                                             US Dollars
                                                             ----------
                                                                  $
CURRENT
  Accounts receivable                                           141,263
  Record masters and preproduction costs
    (notes 1 and 2)                                             714,216
                                                              ---------
                                                                855,479

CAPITAL ASSETS (notes 1 and 3)                                  150,801
  (net of accumulated amortization of $107,796)

WEBSITE DEVELOPMENT COSTS ((note 1)                              21,890
                                                              ---------
                                                              1,028,170
                                                              =========
                          LIABILITIES

CURRENT
  Bank demand loan (note 4)                                     47,323
  Accounts payable and accrued liabilities                      76,176
  Current portion of government loan payable                    13,702
                                                              --------
                                                               137,201

GOVERNMENT LOAN PAYABLE (note 1)                                67,876

LOAN PAYABLE - OTHERS (note 5)                                  18,667

FUTURE INCOME TAXES PAYABLE (note 6)                            50,481
                                                              --------
                                                               274,225

                     SHAREHOLDER'S EQUITY

Common stock, $.001 par value
authorized 50,000,000 shares issued
and outstanding at October 31, 2000
17,683,000 shares                                               17,683

ADDITIONAL PAID IN CAPITAL                                     623,249

RETAINED EARNINGS                                              113,013

                                                               753,945
                                                             ---------
                                                             1,028,170
                                                             ---------


See accompanying notes


Approved on behalf of the board:


_______________________________ Director

                                                                Exhibit B

                   GRAND ENTERTAINMENT & MUSIC G.E.M. INC.

               INTERIM CONSOLIDATED STATEMENT OF RETAINED EARNINGS
                     For the period ended October 31, 2000
                                 (UNAUDITED)



                                                            US Dollars
                                                           May 1, 2000
                                                                to
                                                            October 31,
                                                               2000
                                                           -----------
                                                                $

Retained earnings - beginning of period                        101,928

  Net earnings                                                  11,085
                                                               -------

RETAINED EARNINGS - END OF PERIOD                              113,013
                                                               -------


See accompanying notes

                                                                Exhibit C

                  GRAND ENTERTAINMENT & MUSIC G.E.M. INC.

                 INTERIM CONSOLIDATED STATEMENT OF EARNINGS
                   For the period ended October 31, 2000
                                 (UNAUDITED)



                                                            US Dollars
                                                            May 1, 2000
                                                                to
                                                            October 31,
                                                               2000
                                                            ----------
                                                                 $

REVENUE                                                         45,274

COST OF SALES                                                    9,055
                                                            ----------
GROSS PROFIT                                                    36,219
                                                            ----------

EXPENSES
  Travel, promotion and advertising                              3,494
  Office, telephone and rent                                     8,451
  Professional fees                                              1,149
  Interest and bank charges                                        944
  Amortization of capital assets                                 5,386
                                                            ----------
                                                                19,424
                                                            ----------

Earnings before provision for income taxes                      16,795

PROVISION FOR INCOME TAXES
  Future income taxes                                            5,710
                                                            ----------
NET EARNINGS FOR THE PERIOD                                     11,085
                                                            ==========

NET EARNINGS PER SHARE                                             .00
                                                            ----------

WEIGHTED AVERAGE SHARES OUTSTANDING                         17,683,000
                                                            ==========

See accompanying notes

                                                               Exhibit D

                   GRAND ENTERTAINMENT & MUSIC G.E.M. INC.

               INTERIM CONSOLIDATED STATEMENT OF CASH FLOWS
                  For the period ended October 31, 2000
                                (UNAUDITED)



                                                            US Dollars
                                                            May 1, 2000
                                                                to
                                                            October 31,
                                                               2000
                                                            ----------
                                                                 $

CASH FLOWS FROM OPERATING ACTIVITIES
  Net earnings for the period                                   11,085
  Add (deduct) non-cash items:
    Amortization                                                10,772
    Future income taxes                                          5,710
  Net changes in non-cash working capital:
    Accounts receivable                                         46,285
    Record masters and preproduction costs                     (97,396)
    Accounts payable and accrued liabilities                   (22,226)
                                                            ----------
Net cash used in operating activities                          (45,770)


CASH FLOWS FROM FINANCING ACTIVITIES
  Loan payable - others                                         18,667
  Decrease in bank demand loan                                 (92,519)
  Increase in bank demand loan                                 119,622
                                                            ----------
Net cash provided by financing activities                       45,770
                                                            ----------

INCREASE IN CASH                                                 -

Cash - beginning of period                                       -

CASH - END OF PERIOD                                             -
                                                            ==========



See accompanying notes

                  GRAND ENTERTAINMENT & MUSIC G.E.M. INC.

             NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
                            As at October 31, 2000
                                (UNAUDITED)


1.	ACCOUNTING POLICIES

        a)      History and Organization of the Company

                The Company was organized November 19, 1998, under the Canada Business Corporations Act.


        b)      Principle of the Consolidated Financial Statements

                The consolidated financial statements include the accounts of:

                Grand Entertainment & Music G.E.M. Inc.
                160662 Canada Inc. (Hitt Records)
                2867-0453 Quebec Inc. (Mint Music International)
                3535924 Canada Inc. (Cherry Studio Productions)

                All interCompany transactions and accounts have been eliminated in consolidation.


        c)      Accounts Receivable

                Management believes that all accounts receivable as of October 31, 2000 were fully collectible; therefore, no allowance for doubtful accounts were recorded.


        d)      Revenue Recognition

                Revenue is derived from sale of distribution rights, publishing rights and equity in production and records sales. Revenue is recognized as earned when the records are completed and delivered, when amounts are due from the exhibitor and when a contract is secured that irrevocably transfers distribution rights, or publishing rights to a licensee or equity to an investor, and there is reasonable assurance of collectability of proceeds.

                   GRAND ENTERTAINMENT & MUSIC G.E.M. INC.

            NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
                           As at October 31, 2000
                                 (UNAUDITED)



1.	ACCOUNTING POLICIES (Cont'd)

        e)      Record Masters and Preproduction Costs

                Adaption of Statement of Accounting Standard No. 50

                In November 1981, the Financial Accounting Standards Board
                (FASB) issued Statement of Financial Accounting Standards No. 50, "Financial reporting in the Record and Music Industry" (SFAS 50). SFAS 50 accounts for record masters and preproductions costs as follows:

                Record masters represents the unamortized costs of the record masters which have been produced by the Company. Such costs include all production, print and advertising costs which are expected to be recovered from future revenues, net of estimated future liabilities related to the product. The Company also has interest in record masters that are fully amortized, the values of which have not been reflected in the consolidated financial statements.

                Amortization is determined based on the ratio of current revenues earned from the record masters to expected gross future revenues. Based on management's estimates of gross future revenues as at October 31, 2000, it is expected that the record masters will be absorbed principally over the next ten years.

                Record masters are written down to the net recoverable amount if the investment is greater than the net recoverable amount. Net recoverable amount is defined as the total future revenues expected to be earned from the record masters net of future costs.

                Preproduction costs represent expenditures made on projects prior to production. Advances or contributions received from third parties to assist in development are deducted from these expenditures. Upon commencement of production, preproduction costs are charged to production. Preproduction costs which have not been set for production and are held for more than five years are ultimately expensed. Preproduction costs are written off when determined not to be recoverable.

                In managements opinion, record masters and preproduction costs have been classified as a current assets because management can either sell the distribution rights for a limited period of time or management can sell over a short period of time the individual masters.

                 GRAND ENTERTAINMENT & MUSIC G.E.M. INC.

            NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
                            As at October 31, 2000
                                (UNAUDITED)

1.	ACCOUNTING POLICIES (Cont'd)

        f)      Government Loans and Incentives Payable

                The Company has access to several government programs that are designed to assist record production and distribution in Canada and around the world. The Company has two such programs in operation and are repayable as follows:

                                                                   $
                Government Loan Payable

                - repayable starting December 31, 1998 up to
                  December 31, 2007 at 3% of its worldwide
                  sales non-interest bearing.                   33,068

                Government Loan Payable
                - repayable as follows:
                  December 31, 2000 - 20% of the loan
                  December 31, 2001 - 25% of the loan
                  December 31, 2002 - 25% of the loan
                  December 31, 2003 - 30% of the loan
                - non-interest bearing                          48,510
                                                                ------
                                                                81,578

                Less:  Current portion                         (13,702)
                                                                ------

                Long-term portion                               67,876
                                                                ======


                Capital repayments over the next five years.

                                                         $

                April 2001                              13,702
                April 2002                              16,127
                April 2003                              17,128
                April 2004                              20,553
                April 2005                               7,500

        g)      Capital Assets

                Capital assets are carried at cost less accumulated amortization. Amortization is provided primarily using the following method and annual rates:

                Intangibles                      - Diminishing balance -  7%
                Computer hardware and software   - Diminishing balance - 30%
                Furniture and fixtures           - Diminishing balance - 20%
                Production equipment             - Diminishing balance - 20%
                Leasehold improvements           - Straight-line - 5 years
                Rolling stock                    - Diminishing balance - 30%

                   GRAND ENTERTAINMENT & MUSIC G.E.M. INC.

                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           As at October 31, 2000
                               (UNAUDITED)

1.	ACCOUNTING POLICIES (Cont'd)

        h)      Website Development Costs

                Website development costs are capitalized as incurred and will be amortized over its expected useful live which management estimates to be three years. To date all costs have been capitalized as the website is still under development and is not available for commercial use yet.

        i)      Adoption of Statement of Accounting Standard No. 128

                In February 1997, the Financial Accounting Standards Board
                (FASB) issued Statement of Financial Accounting Standards
                No. 128. "Earnings per Share" (SFAS 128). SFAS 128 changes the standards for computing and presenting earnings per share
                (EPS) and supersedes Accounting Principles Board Opinion No. 15, "Earnings per Share." SFAS 128 replaces the presentation of primary EPS with a presentation of basic EPS. It also requires dual presentation of basic and diluted EPS on the face of the income statement for all entities with complex capital structures and requires a reconciliation of the numerator and denominator of the basic EPS computation to the numerator and denominator the diluted EPS computation. SFAS 128 is effective for financial statements issued for periods ending after December 15, 1997, including interim periods. This Statement requires restatement of all prior-period EPS data presented.

                As it is related to the Company, the principal differences between the provisions of SFAS 128 and previous authoritative pronouncements are the exclusion of common stock equivalents in the determination of Basic Earnings per share and the market price at which common stock equivalents are calculated in the determination of Diluted Earnings per share.

                Basic earnings per common share is computed using the weighted average number of shares of common stock outstanding for the period. Diluted earnings per common share is computed using the weighted average number of shares of common stock and dilutive common equivalent shares related to stock options and warrants outstanding during the period.

                For the period ended October 31, 2000, primary earnings per share was the same as basic earnings per share and fully diluted earnings per share was the same as diluted earnings per share.

        j)      Foreign Exchange

                Assets and liabilities of the Company which are denominated in foreign currencies are translated at exchange rates prevailing at the balance sheet date. Revenues and expenses are translated at average rates throughout the year.

                   GRAND ENTERTAINMENT & MUSIC G.E.M. INC.

               NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
                             As at October 31, 2000
                                 (UNAUDITED)


1.	ACCOUNTING POLICIES (Cont'd)

        k)      Use of Estimates

                The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the dates of the financial statements and the reported amounts of revenues and expenses during the reporting periods. Actual results could differ from those estimates.

        l)      Dividend Policy

                The Company has not yet adopted any policy regarding payment of dividends. No dividends have been paid since inception.

2.	RECORD MASTERS AND PREPRODUCTION COSTS
                                                                  $

        Record masters, net of amortization                     554,945

        Record masters and preproduction costs in
         progress                                               159,271
                                                                -------
                                                                714,216
                                                                =======
3.	CAPITAL ASSETS


                                           Cost     Amortization      Net
                                        -------     ------------      ----
                                           $             $              $

Rolling stock                             2,056           667         1,389
Furniture and fixtures                   16,381         8,712         7,669
Computer hardware and software           49,772        36,641        13,131
Production equipment                    173,717        55,421       118,296
Intangibles                              13,113         3,516         9,597
Leasehold improvements                    3,558         2,839           719
                                        -------       -------       -------
                                        258,597       107,796       150,801
                                        =======       =======       =======

4.	BANK DEMAND LOAN

        The bank demand loan is secured by the personal guarantee of a director and shareholder and a pledge on the accounts receivable and a lien on the equipment.

5.	LOAN PAYABLE - OTHERS

        The loan payable - others is non-interest bearing and has no fixed repayment terms.

                  GRAND ENTERTAINMENT & MUSIC G.E.M. INC.

             NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
                            As at October 31, 2000
                                 (UNAUDITED)

6.	FUTURE INCOME TAXES PAYABLE

        Future income taxes payable arise as a result of timing differences occurring when amortization of record masters and preproduction costs differ from amortization rates prescribed for income tax purposes.

        For the period from May 1, 2000 to October 31, 2000, the amount of future income taxes payable recorded in the accounts were $5,710.


7.	STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY


                                                                  Accumulated
                                                   Additional      (Deficit)
                                Common Stock         paid-in         Retained
                           Shares          Amount     Capital      Earnings
                           ------          ------   ---------      ---------
                                             $           $             $


November 19, 1998
issued                      16,000,000     16,000     191,289         -

Net earnings, November
19, 1998 to April 30,
1999                             -          -           -            38,929
                            ----------     ------     -------        ------
Balance,
April 30, 1999              16,000,000     16,000     191,289        38,929

February 21, 2000
- issued shares in
  exchange of 100% of
  Grand Entertainment
  & Music G.E.M. Inc.
  (Canada)                   1,683,000      1,683     431,960          -
                            ----------     ------     -------        ------
Balance,
February 21, 2000           17,683,000     17,683     623,249        38,929

Net earnings
  May 1, 1999 to
  April 30, 2000                 -          -           -            62,999
                            ----------     ------     -------        ------
Balance,
April 30, 2000              17,683,000     17,683     623,249       101,928

Net earnings
  May 1, 2000 to
  October 31, 2000               -          -           -            11,085
                            ----------     ------     -------        ------
Balance,
October 31, 2000            17,683,000     17,683     623,249       113,013
                            ==========     ======     =======       =======


                   GRAND ENTERTAINMENT & MUSIC G.E.M. INC.

              NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
                            As at October 31, 2000
                               (UNAUDITED)



8.	COMMITMENTS

        The Company leases premises under leases expiring in May 2001 and July 2001. Minimum lease payments over the balance of the leases are as follows:

                                           $

                April 2001               21,975
                April 2002                3,970


9.	FINANCIAL INSTRUMENTS AND RISKS MANAGEMENT

        In conducting its business, the Company used various instruments to manage the risks arising from fluctuations in exchange rates. All instruments are used for risk management purposes only.

        a)      Concentration of Credit Risk

                The Company's exposure to concentration of credit risk is limited due to the large number of customers comprising the Company's customer base and their dispersion across many geographic locations.

        b)      Fair Value of Financial Instruments

                The fair value of current monetary assets and liabilities approximates their carrying values as reported in the consolidated balance sheet due to the relatively short period to maturity of the instruments.

                Due to its floating rate nature, the carrying amount of the bank term loan approximates its fair value.


10.	DILUTIVE FACTORS

        The Company has neither debt obligations nor senior equity securities in circulation having conversion privileges into common stock. There are no options, warrants, or similar instruments outstanding which could cause an increase in common stock outstanding. Furthermore, the Company has not adopted a stock option plan for its directors or employees which would cause an increase in common stock outstanding.

ITEM 2. - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
          -----------------------------------------------------------

INTRODUCTION

The following discussion and analysis includes financial information from, provides information supplementary and should be read in conjunction with the Company's Consolidated Financial Statements for the period of May 1, 2000 to October 31, 2000.

OVERVIEW

The Company was incorporated as Future Projects II Corp. under the laws of the state of Florida on June 3, 1997. On February 21, 2000, The Company exchanged 16,000,000 shares of its common stock for 100% of the issued and outstanding shares of Grand Entertainment and Music (G.E.M.), Inc. (The "Original GEM") effectuating a merger and change of control such that the Original GEM is a wholly-owned subsidiary of the Company. The original GEM was incorporated on November 19, 1998 in Canada under the Canada Business Corporations Act. On February 24, 2000, the Company amended its Articles of Incorporation to officially change its name from Future Projects II Corp. to Grand Entertainment & Music (G.E.M.) Inc. ("GEM" or the "Company".)

The Company is an independent music producer, which produces, promotes and markets music recordings (CD's and Cassettes). The Company's copyright library consists of a repertoire of over 5,000 titles covering the field of music; children's songs, pop, urban, rock, and classical titles. Additionally, the Company's studio produces voice-over commercials for radio and television. Its business operations consist of three wholly owned subsidiaries: 160662 Canada Inc. (Hitt Records); 2867-0453 Quebec Inc. (Mint Music International); 3535924 Canada Inc. (Cherry Studio Productions).

RESULTS OF OPERATIONS

The financial results of the Company are for the six-month period from May 1, 2000 to October 31, 2000. The following table sets forth certain financial data for the periods indicated:


Unaudited
Financials         Q1 (3       % of       Q2 (3      % of      Q1&Q2 (6    % of
US Dollars         months)     Sales      months)    Sales      months     Sales
----------         --------    -----     --------    -----     --------    -----

Revenues           $ 14,337              $ 30,937              $ 45,274
Cost of Sales         2,867    20.0%        6,188    20.0%        9,055    20.0%
General &
 Administrative      11,027    76.9%        8,397    27.1%       19,424    42.9%
                   --------    -----     --------    -----     --------    -----
Total SGA            13,894    96.9%       14,585    47.1%       28,479    62.9%
----------         --------    -----     --------    -----     --------    -----
Operating Income        443     3.1%       16,352    52.9%       16,795    37.1%
                   ========    =====     ========    =====     ========    =====




CONSOLIDATED REVENUES

For the three and six months ended October 31, 2000, the Company's revenues were nominal. During the current fiscal year the company has been focusing its operations in developing new product to launch in 2001. The company has also been negotiating the acquisition of catalogues, corporate financing and its Internet strategy.

OPERATING COSTS AND EXPENSES

Total costs of sales have been consistent at 20% of sales for the 3 month and 6 month period. General and Administrative expenses for the quarter have decreased from $11,027 to $8,397 compared from Q1 and Q2. Higher costs in Q1 are associated to its negotiations and agreements with MP3.com Inc..

OPERATING PROFIT

Profit for Q2 was $16,352 versus $443 in Q1. The Company had limited product released in Q1. The new product released in Q2 is being ramped up for marketing and sales into 2001.

LIQUIDITY AND CAPITAL RESOURCES

The company at the end of Q2 has little or no cash to fund operations. The company's operations are financed from cash flow of current sales
and loans from management to the corporation.   The company is
continuing its efforts to arrange loans and equity infusion through private placements, offering memorandums or secondary offerings.


YEAR 2000 IMPLICATIONS

Based on operations since January 1, 2000, the Company does not expect any significant impact to its ongoing operations as a result of the year 2000 issues.

RISK FACTORS

See form 10-SB section titled "Risk Factors"

            GRAND ENTERTAINMENT & MUSIC (G.E.M), INC.


                   PART II - OTHER INFORMATION



ITEM 4. - SUBMISSION OF MATTERS TO A VOTE OF SECURITYHOLDERS
          --------------------------------------------------

          NONE


ITEM 5. - OTHER INFORMATION
          -----------------

          NONE


ITEM 6. - EXHIBITS AND REPORTS ON FORM 8-K
          --------------------------------

          The Registrant has not filed any Current Reports on Form 8-K during this reporting period.


27        Summary Financial Data Schedule

                            SIGNATURES


     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                              GRAND ENTERTAINMENT & MUSIC (G.E.M),
                              INC.




Date: December 19, 2000       By:   /s/Fred Berlin
                                 --------------------------------
                                 Fred Berlin, President