Form 10QSB
period 2001-01-31
GRAND ENTERTAINMENT & MUSIC /GEM/ INC
filed 2001-03-19
CIK 1119764

SECURITIES AND EXCHANGE COMMISSION
                    Washington, D.C.  20549

                          FORM 10-QSB

   [XX]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
         THE SECURITIES EXCHANGE ACT OF 1934


              For the Quarter Ended January 31, 2001
                                    ----------------

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

17,683,000 SHARES OF COMMON STOCK, OF $.001 PAR VALUE WERE ISSUED AT MARCH 16, 2001.

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

                             JANUARY 31, 2001

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

Interim Consolidated Statement of Cash Flows...............  D

Notes to Interim Consolidated Financial Statements

                         REVIEW ENGAGEMENT REPORT



         To the Shareholders of
         Grand Entertainment & Music G.E.M. Inc.



         We have reviewed the consolidated balance sheet of Grand Entertainment & Music G.E.M.
         Inc. as at January 31, 2001 and the
         consolidated statements of retained earnings, earnings and cash flows for the period then ended. Our review was made in accordance with generally accepted standards in the United Stated of America for review engagements and accordingly consisted primarily of enquiry, analytical procedures and discussion related to information supplied to us by the Company.

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




         Chartered Accountants


         Montreal, Quebec
         March 12, 2001

                                                                 Exhibit A

                  GRAND ENTERTAINMENT & MUSIC G.E.M. INC.

                    INTERIM CONSOLIDATED BALANCE SHEET
                          As at January 31, 2001
                               (UNAUDITED)

                                                      US Dollars      US Dollars
                                                      January 31,     January 31,
                                                         2001            2000
                                                      -----------     -----------
                                                          $               $
                        ASSETS
CURRENT
  Accounts receivable                                     208,485          149,271
  Record masters and preproduction costs
    (notes 1 and 2)                                       753,178          549,407
                                                        ---------        ---------
                                                          961,663          698,678
CAPITAL ASSETS (notes 1 and 3)
  (net of accumulated amortization of $119,106
     and $82,320 respectively)                            143,261          161,578
                                                        ---------        ---------
                                                        1,104,924          860,256
                                                        =========        =========
                      LIABILITIES

CURRENT
  Bank demand loan (note 4)                                43,507           45,608
  Accounts payable and accrued liabilities                146,540           87,586
  Current portion of government loan payable               17,758            4,000
                                                        ---------        ---------
                                                          207,805          137,194

GOVERNMENT LOAN PAYABLE (note 1)                           63,820           77,578

LOAN PAYABLE - OTHERS (note 5)                             25,333            4,667

FUTURE INCOME TAXES PAYABLE (note 6)                       62,531           74,557
                                                        ---------        ---------
                                                          359,489          293,996
                                                        ---------        ---------
                      SHAREHOLDER'S EQUITY

Common stock, $.001 par value
authorized 50,000,000 shares issued
and outstanding at January 31, 2001
17,683,000 shares and 16,000,000 shares
at January 31, 2000                                        17,683            16,000

ADDITIONAL PAID IN CAPITAL                                623,249           458,881

RETAINED EARNINGS                                         104,503            91,379
                                                        ---------         ---------
                                                          745,435           566,260
                                                        ---------         ---------
                                                        1,104,924           860,256
                                                        =========         =========

See accompanying notes

Approved on behalf of the board:

________________________Director

                                                                  Exhibit B

                       GRAND ENTERTAINMENT & MUSIC G.E.M. INC.

                 INTERIM CONSOLIDATED STATEMENT OF RETAINED EARNINGS
                                For the period ended
                                    (UNAUDITED)


                                                    US Dollars      US Dollars
                                                    May 1, 2000     May 1, 1999
                                                        to              to
                                                    January 31,     January 31,
                                                       2001             2000
                                                    -----------     -----------
                                                         $                $

Retained earnings - beginning of period

  As previously reported                                101,928          38,929
  Prior period adjustment (note 11)                     (21,890)           -
                                                     ----------       ---------
  As restated                                            80,038          38,929

NET EARNINGS                                             24,465          52,450
                                                     ----------       ---------
RETAINED EARNINGS - END OF PERIOD                       104,503          91,379
                                                     ==========       =========



See accompanying notes

                                                                   Exhibit C

                     GRAND ENTERTAINMENT & MUSIC G.E.M. INC.

                   INTERIM CONSOLIDATED STATEMENT OF EARNINGS
                             For the period ended
                                 (UNAUDITED)


                                                        US Dollars      US Dollars
                                                        May 1, 2000     May 1, 1999
                                                            to               to
                                                         January 31,     January 31,
                                                            2001            2000
                                                        ------------    ------------
                                                              $              $

REVENUE                                                      135,308         173,167

COST OF SALES                                                 31,055          38,828
                                                          ----------      ----------
                                                             104,253         134,339
                                                          ----------      ----------

EXPENSES
  Travel, promotion and advertising                           47,494          38,510
  Office, telephone and rent                                   9,118          10,431
  Professional fees                                            1,483           4,294
  Interest and bank charges                                    1,744             701
  Amortization of capital assets                               7,899           8,114
                                                          ----------      ----------
                                                              67,738          62,050
                                                          ----------      ----------

Earnings before provision for income taxes                    36,515          72,289

PROVISION FOR INCOME TAXES
  Future income taxes                                         12,050          19,839
                                                          ----------      ----------
NET EARNINGS FOR THE PERIOD                                   24,465          52,450
                                                          ==========      ==========
NET EARNINGS PER SHARE                                           .00             .00
                                                          ==========      ==========
WEIGHTED AVERAGE SHARES OUTSTANDING                       17,683,000      16,000,000
                                                          ==========      ==========




See accompanying notes

                                                                  Exhibit D

                   GRAND ENTERTAINMENT & MUSIC G.E.M. INC.

                 INTERIM CONSOLIDATED STATEMENT OF CASH FLOWS
                              For the period ended
                                  (UNAUDITED)


                                                         US Dollars      US Dollars
                                                         May 1, 2000     May 1, 1999
                                                              to             to
                                                         January 31,     January 31,
                                                             2001            2000
                                                         -----------     -----------
                                                              $               $

CASH FLOWS FROM OPERATING ACTIVITIES
  Net earnings for the period                                 24,465          52,450
  Add (deduct) non-cash items:
    Amortization                                              22,082          26,146
    Future income taxes                                       17,760          15,525
  Net changes in non-cash working capital:
    Accounts receivable                                      (20,939)        (83,523)
    Record masters and preproduction costs                  (136,357)        (95,539)
    Website development costs                                 21,890            -
    Accounts payable and accrued liabilities                  48,139          49,803
    Prior period adjustment (write-off of
      Website Development Costs)                             (21,890)           -
                                                          ----------      ----------
Net cash used in operating activities                        (44,850)        (35,138)
                                                          ----------      ----------

CASH FLOWS FROM INVESTING ACTIVITIES
  Purchase of capital assets                                  (3,770)         (2,029)
                                                          ----------      ----------
Net cash used in investing activities                         (3,770)         (2,029)
                                                          ----------      ----------
CASH FLOWS FROM FINANCING ACTIVITIES
  Loan payable - others                                       25,333           4,667
  Decrease in bank demand loan                              (119,668)       (132,252)
  Increase in bank demand loan                               142,955         164,752
                                                          ----------      ----------
Net cash provided by financing activities                     48,620          37,167
                                                          ----------      ----------

INCREASE IN CASH                                                -               -

Cash - beginning of period                                      -               -
                                                          ----------      ----------
CASH - END OF PERIOD                                            -               -
                                                          ==========      ==========


See accompanying notes

                   GRAND ENTERTAINMENT & MUSIC G.E.M. INC.

              NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
                            As at January 31, 2001
                                 (UNAUDITED)


1.	     ACCOUNTING POLICIES
        -------------------

a)	     History and Organization of the Company
        ---------------------------------------

The Company was organized November 19, 1998, under the Canada Business Corporations Act.


b)	     Principle of the Consolidated Financial Statements
        --------------------------------------------------

The consolidated financial statements include the accounts of:

Grand Entertainment & Music G.E.M. Inc. and its subsidiaries.

All interCompany transactions and accounts have been eliminated in consolidation.


c)	     Accounts Receivable
        -------------------

Management believes that all accounts receivable as of January 31, 2001 were fully collectible; therefore, no allowance for doubtful accounts were recorded.


d)	     Revenue Recognition
        -------------------

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

                GRAND ENTERTAINMENT & MUSIC G.E.M. INC.

         NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
                        As at January 31, 2001
                             (UNAUDITED)


1.	     ACCOUNTING POLICIES (Cont'd)
        -------------------

e)	     Record Masters and Preproduction Costs
        --------------------------------------

Adaption of Statement of Accounting Standard No. 50
---------------------------------------------------

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

Amortization is determined based on the ratio of current revenues earned from the record masters to expected gross future revenues. Based on management's estimates of gross future revenues as at January 31, 2001, it is expected that the record masters will be absorbed principally over the next ten years.

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

                  GRAND ENTERTAINMENT & MUSIC G.E.M. INC.

            NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
                         As at January 31, 2001
                             (UNAUDITED)

1.	     ACCOUNTING POLICIES (Cont'd)
        -------------------

f)	     Government Loans and Incentives Payable
        ---------------------------------------

The Company has access to several government programs that are designed to assist record production and distribution in Canada and around the world. The Company has two such programs in operation and are repayable as follows:

                                                 January 31,     January 31,
                                                    2001            2000
                                                 -----------     -----------
                                                      $               $
Government Loan Payable

- repayable starting December 31, 1998 up to
  December 31, 2007 at 3% of its worldwide
  sales non-interest bearing.                         33,068          33,068

Government Loan Payable
- repayable as follows:
  December 31, 2000 - 20% of the loan
  December 31, 2001 - 25% of the loan
  December 31, 2002 - 25% of the loan
  December 31, 2003 - 30% of the loan
- non-interest bearing                                48,510          48,510
                                                   ---------       ---------
                                                      81,578          81,578
Less:  Current portion                               (17,758)         (4,000)
                                                   ---------       ---------
Long-term portion                                     63,820          77,578
                                                   =========       =========


Capital repayments over the next five years.

                                                 $
                                            -----------
     April 2001                                17,758
     April 2000                                16,127
     April 2003                                17,128
     April 2004                                20,553
     April 2005                                10,012


g)	Capital Assets
        --------------
Capital assets are carried at cost less accumulated amortization.
Amortization is provided primarily using the following method and annual rates:

Intangibles                      -    Diminishing balance -  7%
Computer hardware and software   -    Diminishing balance - 30%
Furniture and fixtures           -    Diminishing balance - 20%
Production equipment             -    Diminishing balance - 20%
Leasehold improvements           -    Straight-line - 5 years
Rolling stock                    -    Diminishing balance - 30%

                 GRAND ENTERTAINMENT & MUSIC G.E.M. INC.

                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                          As at January 31, 2001
                               (UNAUDITED)

1.      ACCOUNTING POLICIES (Cont'd)
        -------------------

h)     	Adoption of Statement of Accounting Standard No. 128
        ----------------------------------------------------

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

For the period ended January 31, 2001, primary earnings per share was the same as basic earnings per share and fully diluted earnings per share was the same as diluted earnings per share.

i)     	Foreign Exchange
        ----------------

Assets and liabilities of the Company which are denominated in foreign currencies are translated at exchange rates prevailing at the balance sheet date. Revenues and expenses are translated at average rates throughout the year.

j)	     Use of Estimates
        ----------------

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

                 GRAND ENTERTAINMENT & MUSIC G.E.M. INC.

            NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
                          As at January 31, 2001
                               (UNAUDITED)

1.	     ACCOUNTING POLICIES (Cont'd)
        -------------------

k)	     Dividend Policy
        ---------------

The Company has not yet adopted any policy regarding payment of dividends. No dividends have been paid since inception.


2.	     RECORD MASTERS AND PREPRODUCTION COSTS
        --------------------------------------

                                              January 31,     January 31,
                                                 2001            2000
                                              -----------     -----------
                                                  $               $

Record masters, net of amortization               579,947        390,133

Record masters and preproduction costs in
  progress                                        173,231        159,274
                                                  -------        -------
                                                  753,178        549,407
                                                  =======        =======

3.	     CAPITAL ASSETS
        --------------


                                       January 31, 2001                January 31, 2000
                             Cost        Amortization         Net            Net
                           --------    ----------------     -------    ----------------
                               $               $               $              $

Rolling stock                 2,056              737          1,319            1,623
Furniture and fixtures       16,381            9,416          6,965            8,777
Computer hardware and
  software                   49,772           40,485          9,287           16,209
Production equipment        177,487           61,236        116,251          123,614
Intangibles                  13,113           3,850           9,263           10,296
Leasehold improvements        3,558           3,382             176            1,059
                           --------        --------        --------         --------
                            262,367         119,106         143,261          161,578
                           ========        ========        ========         ========


4.	     BANK DEMAND LOAN
        ----------------

The bank demand loan is secured by the personal guarantee of a director and shareholder and a pledge on the accounts receivable and a lien on the equipment.

5.	     LOAN PAYABLE - OTHERS
        ---------------------

The loan payable - others is non-interest bearing and has no fixed repayment terms.

6.     	FUTURE INCOME TAXES PAYABLE
        ---------------------------

Future income taxes payable arise as a result of timing differences occurring when amortization of record masters and preproduction costs differ from amortization rates prescribed for income tax purposes.

For the period from May 1, 2000 to January 31, 2001, the amount of future income taxes payable recorded in the accounts were $12,050.

                  GRAND ENTERTAINMENT & MUSIC G.E.M. INC.

             NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
                           As at January 31, 2001
                                 (UNAUDITED)


7.	     STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
        --------------------------------------------

                                                                     Accumulated
                                                     Additional      (Deficit)
                               Common Stock           paid-in         Retained
                            Shares        Amount      Capital         Earnings
                          ----------      ------     ----------      -----------
                                            $           $                 $

November 19, 1998
issued                    16,000,000      16,000        191,289            -

Net earnings, November
19, 1998 to April 30,
1999                           -             -             -              38,929
                          ----------      -------      --------         --------
Balance,
April 30, 1999            16,000,000       16,000       191,289           38,929
                          ----------      -------      --------         --------

February 21, 2000
- issued shares in
  exchange of 100% of
  Grand Entertainment
  & Music G.E.M. Inc.
  (Canada)                 1,683,000        1,683       431,960            -
                          ----------      -------      --------         --------
Balance,
February 21, 2000         17,683,000       17,683       623,249           38,929
Net earnings
  May 1, 1999 to
  April 30, 2000              -              -             -              62,999
                          ----------      -------      --------         --------
Balance,
April 30, 2000            17,683,000       17,683       623,249          101,928

Prior period adjustment
(write off of Website
Development Costs)            -              -             -             (21,890)

Net earnings
  May 1, 2000 to
  January 31, 2001            -              -             -              24,465
                          ----------      -------      --------         --------
Balance,
January 31, 2001          17,683,000       17,683       623,249          104,503
                          ==========      =======      ========         ========


                 GRAND ENTERTAINMENT & MUSIC G.E.M. INC.

             NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
                           As at January 31, 2001
                               (UNAUDITED)

8.	     COMMITMENTS
        -----------

The Company leases premises under leases expiring in May 2001 and July 2001. Minimum lease payments over the balance of the leases are as follows:

                                       $
                                    --------
     April 2001                      21,975
     April 2002                       3,970


9.	     FINANCIAL INSTRUMENTS AND RISKS MANAGEMENT
        ------------------------------------------

In conducting its business, the Company used various instruments to manage the risks arising from fluctuations in exchange rates. All instruments are used for risk management purposes only.

a)	     Concentration of Credit Risk
        ----------------------------

The Company's exposure to concentration of credit risk is limited due to the large number of customers comprising the Company's customer base and their dispersion across many geographic locations.

b)	     Fair Value of Financial Instruments
        -----------------------------------

The fair value of current monetary assets and liabilities approximates their carrying values as reported in the consolidated balance sheet due to the relatively short period to maturity of the instruments.

Due to its floating rate nature, the carrying amount of the bank term loan approximates its fair value.


10.	    DILUTIVE FACTORS
        ----------------

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


11.	    PRIOR PERIOD ADJUSTMENT
        -----------------------

In accordance with EITF00-2 and APBO No. 20 the Company has changes its accounting policy with respect to Website Development Costs and is therefore, writing off the cumulative effect of these costs.

ITEM 2. - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
          -----------------------------------------------------------

INTRODUCTION

The following discussion and analysis includes financial information from, provides information supplementary and should be read in conjunction with the Company's Consolidated Financial Statements for the period of May 1, 2000 to January 31, 2001.

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

RESULTS OF OPERATIONS

The financial results of the Company are for the nine-month period from May 1, 2000 to January 31, 2001. The following table sets forth certain financial data for the periods indicated:


Unaudited Financials        Q2 (3months)       % of         Q3 (3 months)      % of       Q1-Q3 (9months)      % of
US Dollars             Aug. 1-Oct. 31, 2000    Sales   Nov. 1-Jan. 31, 2001    Sales   May 1 - Jan 31, 2001    Sales
--------------------   --------------------    -----   --------------------    -----   --------------------    -----

Revenues                    $  30,937                       $  90,034                       $  135,308
                            ---------                       ---------                       ----------

Cost of Sales                   6,188          20.0%           22,000          24.4%            31,055         23.0%
General & Administrative        8,397          27.1%           48,314          53.6%            67,738         50.0%
                            ---------          ----         ---------          ----         ----------         ----
Total SGA                      14,585          47.1%           70,314          78.1%            98,793         73.0%
                            ---------          ----         ---------          ----         ----------         ----

Operating Income               16,352          52.9%           19,720          21.9%            36,515         27.0%



CONSOLIDATED REVENUES

For nine months ended January 31, 2001, the Company's revenues were nominal. During the current fiscal year the company has been focusing its operations in developing new product to launch in 2001. The company has also been negotiating the acquisition of catalogues, corporate financing and its Internet strategy.

OPERATING COSTS AND EXPENSES

Total costs of sales have been consistent at around 20+% of sales for Q2 and Q3 and the nine-month reporting period. Sales for Q3 jumped significantly from $30,937 to $90,034 due to sales of the Company's Children's Series. Associated with the increased sales were increased General and Administrative expenses, namely marketing and promotion of the Children's Series, from $8,397 to $48,314.

OPERATING PROFIT

Profit for Q3 was $19,720 versus $16,352 in Q1. The 20% increase of profit was attributed primarily to sales of the Children's Series. The Company had limited product released in Q2 and Q3. New products released in Q3 are being ramped up for marketing and sales into fiscal 2001-2002.

LIQUIDITY AND CAPITAL RESOURCES

The company at the end of Q3 has little or no cash to fund operations. The company's operations are financed from cash flow of current sales and loans
from management to the corporation.   The company is continuing its efforts
to arrange loans and equity infusion through private placements, offering memorandums or secondary offerings.

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

                              GRAND ENTERTAINMENT & MUSIC (G.E.M),
                              INC.




Date: March 16, 2001          By:   /s/Fred Berlin
                                 --------------------------------
                                 Fred Berlin, President